Form 10-Q
period 2002-09-30
BUSINESS CONTINUITY SERVICES GROUP INC
filed 2003-02-28
CIK 1121259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number: 0-49878

BUSINESS CONTINUITY SERVICES GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2057992 (IRS Employer Identification Number)

80 Orville Dr. Bohemia, New York 11716 (Address of principal executive offices)
(631) 244-1454 (Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of December 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

BUSINESS CONTINUITY SERVICES GROUP, INC.

(A Development Stage Company)
Balance Sheet
September 30, 2002
(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$ -

Total Current Assets

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts and notes payable - related party	$ 13,228

Total Current Liabilities	13,228

STOCKHOLDERS’ EQUITY

Preferred stock: $0.001 par value, authorized 1,000,000 shares,
-0- issued and outstanding	-
Common stock: $0.001 par value, authorized 20,000,000 shares;
9,000,000 shares issued and outstanding	9,000
Additional paid-in capital	1,000
Deficit accumulated during the development stage	(23,228)

Total Stockholders’ Deficit	(13,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

The accompanying notes are an integral part of these condensed financial statements.

BUSINESS CONTINUITY SERVICES GROUP, INC.

(A Development Stage Company)
Statements of Operations
(Unaudited)

	Six Months ended September 30, 2002	Cumulative Period from June 13, 2000 (inception) to September 30, 2002

REVENUE	$ -	$ -

EXPENSES	228	23,228

NET LOSS	$ 228	$ (23,228)

Basic Loss Per Share	$ -	$ -
Weighted Average Number of Shares Outstanding	9.000,000	9,000,000

The accompanying notes are an integral part of these condensed financial statements.

BUSINESS CONTINUITY SERVICES GROUP, INC.

(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30, 2002	Cumulative Period from June 13, 2000 (Inception) to September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (228)	$ (23,228)
Changes in operating assets and liabilities:	228	1,228

Net Cash Used in Operating Activities	-	(22,000)

CASH FLOWS FROM| INVESTING ACTIVITIES	-	-

CASH FLOWS FROM INANCING ACTIVITIES:
Advances from eSAFETYWORLD	-	12,000
Issuance of common stock	-	10,000
Net Cash Provided by Financing Activities	-	22,000

NET INCREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ -	$ -

CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

BUSINESS CONTINUITY SERVICES GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION

The Company was incorporated on June 13, 2000 as Sunrise Acquisitions, Inc. and changed its name to Business Continuity Services Group, Inc. in April 2002.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form 10-SB for the fiscal year ended March 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2--SUBSEQUENT EVENT

On January 6, 2003, the Company electronically filed a certification on Form 15 for the purpose of terminating the registration of its shares under section 12(g) of the Securities Exchange Act.

PART II

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These include the Company’s lack of historically profitable operations, the market success of its products, its lack of infrastructure to support popular products, dependence on key personnel, the success of the Company’s consulting services business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

We are a development stage company and have not generated any revenue. During the period ended December 31, 2002 we have decided to defer or cancel implementing our plan for operations because we lack the resources to implement the plan.

On January 6, 2003, the Company electronically filed a certification on Form 15 for the purpose of terminating the registration of its shares under section 12(g) of the Securities Exchange Act.

Liquidity and Capital Resources

We have no financial resources and no sources from which to obtain resources.

Recent Accounting Pronouncements

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on our financial position or reported results of operations.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities

None

Item 3	Defaults on Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

None

Exhibit Number	Description
99.01	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Business Continuity Services Group, Inc.
(Registrant)

   /s/_James F, Heil

By:  James F. Heil

President

Date:    January 6, 2003

CERTIFICATION

CHIEF EXECUTIVE AND FINANCIALOFFICER

                        I,                        James F. Heil, certify that:

                        1.                        I have reviewed this quarterly report on Form 10-QSB of Business Continuity Services Group, Inc.

                        2.                        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

                        3.                        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                        4.                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                        5.                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

                        6.                        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003

/s/ James F. Heil

James F. Heil

Chief Executive and Financial Officer